Form 10-K/A
period 2020-12-31
Ajax I
filed 2021-05-07
CIK 1824963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Ajax I (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to amend and restate certain items in its Annual Report on Form 10-K as of December 31, 2020 and for the period from August 13, 2020 (inception) through December 31, 2020, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 25, 2021 (the “Original 10-K”).

Background of Restatement

On May 7, 2021, after consultation with Marcum LLP, the Company’s independent registered public accounting firm (the “Independent Accountants”), the Company’s management and the audit committee of the Company’s Board of Directors (the “Audit Committee”) concluded that it is appropriate to restate the Company’s previously issued audited financial statements as of December 31, 2020 and for the period from August 13, 2020 (inception) December 31, 2020 (the “Relevant Period”), which were included in the Original 10-K. Considering such restatement, the Company concluded that such audited financial statements should no longer be relied upon. This Amendment includes the restated audited financial statements for the Relevant Period.

The restatement primarily related to consideration of the factors in determining whether to classify contracts that may be settled in an entity’s own stock as equity of the entity or as an asset or liability. On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing the Company’s warrants. As a result of the SEC Statement, the Company reevaluated the accounting treatment of (i) the 20,124,772 redeemable warrants (the “Public Warrants”) that were included in the units issued by the Company in its initial public offering (the “IPO”) and (ii) the 21,129,818 non-redeemable warrants that were issued to the Company’s sponsor in a private placement that closed concurrently with the closing of the IPO (together with the Public Warrants, the “Warrants”). The Company previously accounted for the Warrants as components of equity.

In further consideration of the guidance in Accounting Standards Codification (“ASC”) 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity,” the Company concluded that a provision in the warrant agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants should be recorded as derivative liabilities on the balance sheet and measured at fair value at inception (on the date of the IPO) and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the statement of operations in the period of change.

Effects of Restatement

As a result of the factors described above, the Company has included in this Amendment: (i) certain restated items on the previously issued balance sheet dated as of October 30, 2020, the date that the IPO closed, that were previously reported on a Current Report on Form 8-K filed with the SEC on November 5, 2020 (the “IPO Closing 8-K”), and (ii) restated financial statements as of December 31, 2020 and for the period from August 13, 2020 through December 31, 2020 that were previously reported on the Original 10-K, to restate the following non-cash items:

●	understatement of liabilities and overstatement of temporary equity by approximately $55.5 million and $100.1 million as of October 30, 2020 and December 31, 2020, respectively;
●	understatement of additional paid-in capital and accumulated deficit by approximately $12.5 million and $100.1 million as of October 30, 2020 and December 31, 2020, respectively;

●	understatement of net loss by approximately $113.1 million for the period from August 13, 2020 through December 31, 2020; and
●	understatement of basic and diluted net loss per share, non-redeemable ordinary shares of $8.26 for the period from August 13, 2020 through December 31, 2020.

The restatement of the financial statements had no impact on the Company’s liquidity or cash position.

See Note 2 to the Financial Statements included in Part II, Item 8 of this Amendment for additional information on the restatement and the related financial statement effects.

Internal Control Considerations

In connection therewith, the Company’s management identified a material weakness in its internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected and corrected on a timely basis. For a discussion of management’s consideration of the material weakness identified, see Item 9A. Controls and Procedures included in this Amendment.

Items Amended

The following items are amended in this Amendment: (i) Part I, Item 1A. Risk Factors; (ii) Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations; (iii) Part II, Item 8. Financial Statements and Supplementary Data; (iv) Part II, Item 9A. Controls and Procedures; and (v) Part IV, Item 15. Exhibits, Financial Statement Schedules. Additionally, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company is including with this Amendment currently dated certifications from our principal executive officer and principal financial officer. These certifications are filed or furnished, as applicable, as Exhibits 31.1, 31.2, 32.1 and 32.2.

Except as described above, this Amendment does not amend, update or change any other disclosures in the Original 10-K. In addition, the information contained in this Amendment does not reflect events occurring after the filing of the Original 10-K and does not modify or update the disclosures therein, except as specifically identified above. Among other things, forward-looking statements made in the Original 10-K have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the Original 10-K, other than the restatement, and such forward-looking statements should be read in conjunction with our filings with the SEC, including those subsequent to the filing of the Original 10-K.

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

General Risk Factors

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our warrants. As a result of the SEC Statement, we reevaluated the accounting treatment of our 20,124,772 public warrants and 21,129,818 private placement warrants, and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

As a result, included on our balance sheet as of December 31, 2020 contained elsewhere in this Annual Report are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

We have identified a material weakness in our internal control over financial reporting as of December 31, 2020. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Following this issuance of the SEC Statement, on April 22, 2021, after consultation with our independent registered public accounting firm, our management and our audit committee concluded that, in light of the SEC Statement, it was appropriate to restate our previously issued audited financial statements as of and for the period ended December 31, 2020 (the “Restatement”). See “—Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.” As part of such process, we identified a material weakness in our internal controls over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

Following the issuance of the SEC Statement, after consultation with our independent registered public accounting firm, our management and our audit committee concluded that it was appropriate to restate our previously issued audited financial statements as of December 31, 2020 and for the period from August 13, 2020 (inception) through December 31, 2020. See “—Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.” As part of the Restatement, we identified a material weakness in our internal controls over financial reporting.

As a result of such material weakness, the Restatement, the change in accounting for the warrants, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the Restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Annual Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a Business Combination.

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

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been amended and restated to give effect to the restatement of our financial statements, as more fully described in Note 2 to our financial statements entitled “Restatement of Previously Issued Financial Statements”. For further detail regarding the restatement, see “Explanatory Note” and “Item 9A. Controls and Procedures.”

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

Recent Developments

On March 29, 2021, we entered into a business combination agreement (the “Business Combination Agreement”) with Cazoo Holdings Limited, a private limited company formed under the laws of England and Wales (the “Cazoo”), and Capri Listco, a Cayman Islands exempted company (“Listco”). The transactions contemplated by the Cazoo Business Combination Agreement are referred to herein as the “Cazoo Business Combination.” Our board of directors and a committee of the board of directors of the Cazoo unanimously approved the Cazoo Business Combination.

The Cazoo Business Combination Agreement provides, subject to the terms and conditions therein, for the consummation of, among other things, the following transactions prior to the closing of the Cazoo Business Combination (collectively, the “Reorganization”): (a) approximately three business days prior to the closing of the Business Combination (the “Listco Closing Date”), the sole shareholder of Listco will transfer to Ajax all of the issued and outstanding equity securities of Listco and, as a result of such transfer, Listco shall become a wholly-owned subsidiary of Ajax, and (b) following the Listco Closing Date, we will be merged with and into Listco, with Listco continuing as the surviving entity (the “Merger”). In connection with the Merger, each Unit, Class A ordinary share, Class B ordinary share and warrant issued and outstanding immediately prior to the Merger will be cancelled in exchange for the right to receive one Listco unit (consisting of one Listco Class A Share and one-fourth of one redeemable Listco warrant) (the “Listco Units”), Class A ordinary share, par value $0.0001 per share (the “Listco Class A Shares”), Class B ordinary share, par value $0.0001 per share (the “Listco Class B Shares”), and warrant to purchase Listco Class A ordinary shares, respectively.

Approximately two days following the completion of the Reorganization and at the closing of the Cazoo Business Combination (the “Closing”), pursuant to the Cazoo Business Combination Agreement, subject to the terms and conditions therein, Listco will acquire all of the issued and outstanding shares of the Cazoo from the holders thereof (the “Cazoo Shareholders”). Cazoo Shareholders will, subject to the procedures, limitations and rationing mechanics set forth in the Cazoo Business Combination Agreement, have the ability to elect the mix of cash and Listco Class C ordinary shares, par value $0.0001 per share (the “Listco Class C Shares”) each such Cazoo Shareholder will receive. The Listco Class C Shares will, subject to certain exceptions, be non-transferrable for 180 days following the Closing, at which time, such Listco Class C Shares will automatically convert into Listco Class A Shares in accordance with Listco’s governing documents. Additionally, effective as of the Closing, (a) the issued and outstanding Listco Class B Shares will convert automatically on a one-for-one basis into Listco Class A Shares, and (b) each issued and outstanding Listco Unit will automatically separate into its component parts.

The Cazoo Business Combination will be consummated subject to the deliverables and provisions as further described in the Business Combination Agreement.

On March 29, 2021, concurrently with the execution of the Cazoo Business Combination Agreement, we and Listco entered into subscription agreements (collectively, the “Subscription Agreements”) with certain investors (the “PIPE Investors”) pursuant to which, among other things, the PIPE Investors have agreed to subscribe for and purchase, and Listco has agreed to issue and sell to the PIPE Investors, an aggregate of 80,000,000 Listco Class A Shares for an aggregate purchase price of $800,000,000 concurrently with the Closing, on the terms and subject to the conditions set forth therein.

For more information about the Cazoo Business Combination Agreement and the proposed Cazoo Business Combination, see our Current Report on Form 8-K filed with the SEC on March 29, 2021. Unless specifically stated, this Annual Report does not give effect to the proposed Cazoo Business Combination and does not contain the risks associated with the proposed Cazoo Business Combination.

Results of Operations

As a result of the restatement described in Note 2 of the notes to the financial statements included herein, we classify the warrants issued in connection with our IPO and concurrent private placement as liabilities at their fair value and adjust the warrant liability to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations.

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

For the period from August 13, 2020 (inception) through December 31, 2020, we had net loss of $113.1 million, which consisted of operating costs of $1.9 million and a non-cash change in fair value of derivative liability of $111.3 million, offset by interest income from operating bank account of $65, interest income on marketable securities held in the Trust Account of $97,827 and an unrealized gain on marketable securities held in the Trust Account of $11,540. The operating costs included $1.3 million of offering costs related to the warrant liabilities. The change in fair value of derivative liability includes $11.2 million charge related to the incremental value of the private placement warrants.

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

For the period from August 13, 2020 (inception) through December 31, 2020 cash used in operating activities was $3.8 million. Net loss of $113.1 million was affected by a non-cash charges including the change in fair value of warrant liability of $111.3 million, transactions costs allocable to warrant liability of $1.3 million, formation cost paid by Sponsor in exchange for issuance of Class B ordinary shares of $5,000, interest earned on marketable securities held in the Trust Account of $97,827 and unrealized gain on marketable securities held in Trust Account $11,540. Changes in operating assets and liabilities used $3.2 million of cash for operating activities.

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

Class A Ordinary Shares Subject to Possible Redemption

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

Warrant Liability

We account for the warrants issued in connection with our Initial Public Offering in accordance with the guidance contained in ASC 815-40-15-7D under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised and any change in fair value is recognized in our statement of operations. The fair value of the warrants initially was estimated using a Monte Carlo simulation approach for the Public Warrants and a Black-Scholes-Merton model for the Private Placement warrants.

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

Recent Accounting Pronouncements

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

Restatement of the 2020 Financial Statements

As discussed in Note 2 to the financial statements, the accompanying financial statements as of December 31, 2020 and for the period from August 13, 2020 (inception) through December 31, 2020, have been restated.

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

New York, NY

March 25, 2021 except for the effects of the restatement discussed in Note 2 and the subsequent event discussed in Note 11B as to which the date is May 7, 2021.

AJAX I

BALANCE SHEET

DECEMBER 31, 2020 (RESTATED)

ASSETS
Current Assets
Cash	$633,355
Prepaid expenses	3,331,178
Total Current Assets	3,964,533

Cash and marketable securities held in Trust Account	805,100,267
Total Assets	$809,064,800

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities – accrued expenses	$91,069
Warrant Liability	155,599,680
Deferred underwriting fee payable	28,174,682
Total Liabilities	183,865,431

Commitments

Class A ordinary shares subject to possible redemption, 62,011,512 shares at redemption value	620,199,367

Shareholders’ Equity
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 18,487,578 shares issued and outstanding (excluding 62,011,512 shares subject to possible redemption)	1,849
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 8,944,343 shares issued and outstanding	894
Additional paid-in capital	118,067,125
Accumulated deficit	(113,069,866)
Total Shareholders’ Equity	5,000,002
Total Liabilities and Shareholders’ Equity	$809,064,800

The accompanying notes are an integral part of the financial statements.

AJAX I

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM AUGUST 13, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

 (RESTATED)

Formation and operational costs	$1,852,924
Loss from operations	(1,852,924)

Other income (expense):
Interest income – bank	65
Interest earned on marketable securities held in Trust Account	97,827
Unrealized gain on marketable securities held in Trust Account	11,540
Change in fair value of derivative liability	(111,326,374)
Other expense, net	(111,216,942)

Net loss	$(113,069,866)

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	72,074,470

Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.00

Basic and diluted weighted average shares outstanding, Non-redeemable ordinary shares	13,618,324

Basic and diluted net loss per share, Non-redeemable ordinary shares	$(8.31)

The accompanying notes are an integral part of the financial statements.

AJAX I

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE PERIOD FROM AUGUST 13, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(RESTATED)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance – August 13, 2020 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor	—	—	9,583,333	958	24,042	—	25,000

Sale of 80,499,090 Units, net of underwriting discounts and offering costs	80,499,090	8,050	—	—	738,236,185	—	738,244,235

Forfeiture of Founder Shares	—	—	(638,990)	(64)	64	—	—

Class A ordinary shares subject to possible redemption	(62,011,512)	(6,201)	—	—	(620,193,166)	—	(620,199,367)

Net loss	—	—	—	—	—	(113,069,866)	(113,069,866)

Balance – December 31, 2020	18,487,578	$1,849	8,944,343	$894	$118,067,125	$(113,069,866)	$5,000,002

The accompanying notes are an integral part of the financial statements.

AJAX I

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM AUGUST 13, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(RESTATED)

Cash Flows from Operating Activities:
Net loss	$(113,069,866)
Adjustments to reconcile net loss to net cash used in operating activities:
Formation cost paid by Sponsor in exchange for issuance of Class B ordinary shares	5,000
Interest earned on marketable securities held in Trust Account	(97,827)
Unrealized gain on marketable securities held in Trust Account	(11,540)
Transaction costs allocable to warrant liabilities	1,316,194
Change in fair value of warrant liability	111,326,374
Changes in operating assets and liabilities:
Prepaid expenses	(3,331,178)
Accrued expenses	91,069
Net cash used in operating activities	(3,771,774)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(804,990,900)
Net cash used in investing activities	(804,990,900)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	788,891,082
Proceeds from sale of Private Placement Warrants	21,129,818
Proceeds from promissory note – related party	500,000
Repayment of promissory note – related party	(500,000)
Payment of offering costs	(624,871)
Net cash provided by financing activities	809,396,029

Net Change in Cash	633,355
Cash – Beginning	—
Cash – Ending	$633,355

Non-Cash Investing and Financing Activities:
Initial classification of Class A ordinary shares subject to possible redemption	$720,744,700
Change in value of Class A ordinary shares subject to possible redemption	$(100,545,333)
Offering costs paid directly by Sponsor from proceeds from issuance of Class B ordinary shares	$20,000
Deferred underwriting fee payable	$28,174,682
Forfeiture of Founder Shares	$(64)

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

The registration statement for the Company’s Initial Public Offering was declared effective on October 27, 2020. On October 30, 2020, the Company consummated the Initial Public Offering of 80,499,090 units (the “Units” and, with respect to the Class A ordinary shares included in the Units sold, the “Public Shares”), which includes the partial exercise by the underwriter of its over-allotment option in the amount of 5,499,090 Units, at $10.00 per Unit, generating gross proceeds of $804,990,900 which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 21,129,818 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to Ajax I Holdings, LLC (the “Sponsor”), generating gross proceeds of $21,129,818, which is described in Note 5.

Transaction costs amounted to $44,919,371, consisting of $16,099,818 of underwriting fees, $28,174,682 of deferred underwriting fees and $644,871 of other offering costs. Of the total transaction costs of the Initial Public Offering, $1,316,194 is included in transactions costs in the statement of operations and $43,603,177 is included in shareholders’ equity.

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

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 upon such completion of a Business Combination and, if the Company seeks shareholder approval in connection with a Business Combination, it receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who vote at a general meeting of the Company. If a shareholder vote is not required under applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 6) and any Public Shares purchased in or after the Initial Public Offering in favor of approving a Business Combination and to waive its redemption rights with respect to any such shares in connection with a shareholder vote to approve a Business Combination. However, in no event will the Company redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. Additionally, each public shareholder may elect to redeem its Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.

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

AJAX I

NOTES TO FINANCIAL STATEMENTS

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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

AJAX I

NOTES TO FINANCIAL STATEMENTS

NOTE 2 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company previously accounted for its outstanding Public Warrants (as defined in Note 4) and Private Placement Warrants (collectively, with the Public Warrants, the “Warrants”) issued in connection with its Initial Public Offering as components of equity instead of as derivative liabilities. The warrant agreement governing the Warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant.  In addition, the warrant agreement includes a provision that in the event of a tender offer or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of a single class of stock, all holders of the Warrants would be entitled to receive cash for their Warrants (the “tender offer provision”).

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the Securities and Exchange Commission together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement, dated as of October 27, 2020, between the Company and Continental Stock Transfer & Trust Company, a New York corporation, as warrant agent (the “Warrant Agreement”).

In further consideration of the SEC Statement, the Company’s management further evaluated the Warrants under Accounting Standards Codification (“ASC”) Subtopic 815-40, Contracts in Entity’s Own Equity. ASC Section 815-40-15 addresses equity versus liability treatment and classification of equity-linked financial instruments, including warrants, and states that a warrant may be classified as a component of equity only if, among other things, the warrant is indexed to the issuer’s ordinary shares. Under ASC Section 815-40-15, a warrant is not indexed to the issuer’s ordinary shares if the terms of the warrant require an adjustment to the exercise price upon a specified event and that event is not an input to the fair value of the warrant. Based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the Company’s Private Placement Warrants are not indexed to the Company’s ordinary shares in the manner contemplated by ASC Section 815-40-15 because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares.  In addition, based on management’s evaluation, the Company’s audit committee, in consultation with management, concluded that the tender offer provision fails the “classified in stockholders’ equity” criteria as contemplated by ASC Section 815-40-25.

As a result of the above, the Company should have classified the Warrants as derivative liabilities in its previously issued financial statements. Under this accounting treatment, the Company is required to measure the fair value of the Warrants at the end of each reporting period (including on October 30, 2020 and December 31, 2020) and recognize changes in the fair value from the prior period in the Company’s operating results for the current period.

The Company’s accounting for the Warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported cash or investments held in the trust account.

	As Previously Reported	Adjustments	As Restated
Balance sheet as of October 30, 2020 (audited)
Warrant Liability	$—	$55,472,110	$55,472,110
Class A Ordinary Shares Subject to Possible Redemption	776,216,810	(55,472,110)	720,744,700
Class A Ordinary Shares	288	555	843
Additional Paid-in Capital	5,008,291	12,514,443	17,522,734
Accumulated Deficit	(9,534)	(12,514,998)	(12,524,532)

Balance sheet as of December 31, 2020 (audited)
Warrant Liability	$—	$155,599,680	$155,599,680
Class A Ordinary Shares Subject to Possible Redemption	775,799,047	(155,599,680)	620,199,367
Class A Ordinary Shares	293	1,556	1,849
Additional Paid-in Capital	5,426,113	112,641,012	118,067,125
Accumulated Deficit	(427,298)	(112,642,568)	(113,069,866)

Statement of Operations for the Period from August 13, 2020 (inception) to December 31, 2020 (audited)
Formation and operational costs	$536,730	$1,316,194	$1,852,924
Change in fair value of warrant liability	—	(111,326,374)	(111,326,374)
Net loss	(427,298)	(112,642,568)	(113,069,866)
Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	77,621,681	(5,547,211)	72,074,470
Basic and diluted weighted average shares outstanding, Non-redeemable ordinary shares	10,373,729	3,244,595	13,618,324
Basic and diluted net loss per share, Non-redeemable ordinary shares	(0.05)	(8.26)	(8.31)

Cash Flow Statement for the Period from August 13, 2020 (inception) to December 31, 2020 (audited)
Net loss	$(427,298)	$(112,642,568)	$(113,069,866)
Transaction costs allocable to warrant liabilities	—	1,316,194	1,316,194
Change in fair value of warrant liability	—	111,326,374	111,326,374
Initial classification of ordinary shares subject to possible redemption	776,216,810	(55,472,110)	720,744,700
Change in value of Class A ordinary Shares subject to possible redemption	(417,763)	(100,127,570)	(100,545,333)

AJAX I

NOTES TO FINANCIAL STATEMENTS

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

AJAX I

NOTES TO FINANCIAL STATEMENTS

Marketable Securities Held in Trust Account

At December 31, 2020, substantially all of the assets held in the Trust Account were held in U.S. Treasury Bills.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Warrant Liability

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. The Company accounts for the warrants issued in connection with our Initial Public Offering in accordance with the guidance contained in ASC 815-40-15-7D, under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the warrants as liabilities at their fair value and adjusts the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the Public warrants initially was estimated using a Monte Carlo simulation approach (see Note 10). The fair value of the Private Placement warrants initially was estimated using a Black-Scholes-Merton approach (see Note 10).

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

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

For the Period from August 13, 2020 (Inception) Through December 31, 2020
Class A Ordinary Shares subject to possible redemption
Numerator: Earnings allocable to Class A ordinary shares subject to possible redemption
Interest earned on marketable securities held in Trust Account	$75,356
Unrealized gain (loss) on marketable securities held in Trust Account	8,889
Net income attributable	$84,245
Denominator: Weighted Average Class A Ordinary Shares subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A Ordinary shares subject to possible redemption	72,074,470
Basic and diluted net income per share, Class A Ordinary shares subject to possible redemption	$0.00

Non-Redeemable Ordinary Shares
Numerator: Net Loss minus Net Earnings
Net loss	$(113,069,866)
Net income allocable to Class A Ordinary shares subject to possible redemption	(84,245)
Non-Redeemable Net Loss	$(113,154,111)
Denominator: Weighted Average Non-Redeemable Ordinary shares
Basic and diluted weighted average shares outstanding, Non-redeemable ordinary shares	13,618,324
Basic and diluted net loss per share, Non-redeemable Ordinary shares	$(8.31)

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

NOTE 4. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 80,499,090 Units, which includes a partial exercise by the underwriters of their over-allotment option in the amount of 5,499,090 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one Class A ordinary share and one-fourth of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 8).

NOTE 5. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 21,129,818 Private Placement Warrants at a price of $1.00 per Private Placement Warrant (for an aggregate purchase price of $21,129,818). Each Private Placement Warrant is exercisable for one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 8). The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. As a result of the difference in fair value of $1.53 per share of the Private Placement warrants (see Note 10) and the purchase of $1.00 per share, the Company recorded a charge of $11.2 million as of the date of the Private Placement which is included in the Change in fair value of derivative liability in the statement of operations for the period from August 13, 2020 (inception) through December 31, 2020.

NOTE 6. RELATED PARTY TRANSACTIONS

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

NOTE 7. COMMITMENTS

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

NOTE 8. SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At December 31, 2020, there were 18,487,578 Class A ordinary shares issued and outstanding, excluding 62,011,512 Class A ordinary shares subject to possible redemption.

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

NOTE 9. WARRANTS

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

Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $18.00 — Once the warrants become exercisable, the Company may redeem the outstanding Public Warrants:

●	in whole and not in part;

●	at a price of $0.01 per Public Warrant;

●	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and

●	if, and only if, the last reported sale price of the Class A ordinary shares for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders (the “Reference Value”) equals or exceeds $18.00 per share (as adjusted).

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

Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $10.00 — Once the warrants become exercisable, the Company may redeem the outstanding warrants:

●	in whole and not in part;

●	at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption; provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares based on the redemption date and the “fair market value” of the Class A ordinary shares; and

●	if, and only if, the Reference Value equals or exceeds $10.00 per share (as adjusted).

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

NOTE 10. FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2020
Assets:
Marketable securities held in Trust Account	1	$805,100,267
Liabilities
Warrant Liability – Public Warrants	1	$66,009,252
Warrant Liability – Private Warrants	3	$89,590,428

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statement of operations.

Initial Measurement

The Company established the initial fair value for the Warrants on October 30, 2020, the date of the Company’s Initial Public Offering, using a Monte Carlo simulation model for the Public Warrants and a Black-Scholes-Merton model for the Private Placement warrants. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one Class A ordinary share and one-fourth of one Public Warrant), and (ii) the sale of Private Placement Warrants based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A ordinary shares subject to possible redemption, and Class A ordinary shares based on their relative fair values at the initial measurement date. The Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs.

The key inputs into the Monte Carlo simulation model Public Warrants and the Black-Scholes-Merton model for the Private Placement Warrants were as follows at initial measurement:

	October 30, 2020 (Initial Measurement)
Input	Public Warrants	Private Warrants
Risk-free interest rate	0.51%	0.72%
Expected term (years)	1	8
Expected volatility	17.5%	17.5%
Exercise price	$11.50	$11.50
Fair value of Units	$10.08	$9.79

On October 30, 2020, the Private Placement Warrants and Public Warrants were determined to be $1.53 and $1.15 per warrant for aggregate values of $32.3 million and $23.1 million, respectively.

Subsequent Measurement

The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the Public Warrants as of December 31, 2020 is classified as Level 1 due to the use of an observable market quote in an active market.

As of December 31, 2020 the Private Placement Warrants and Public Warrants were determined to be $4.24 and $3.28 per warrant for aggregate values of $89.6 million and $66.0 million, respectively.

AJAX I

NOTES TO FINANCIAL STATEMENTS

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement (1)	Public	Warrant Liabilities
Fair value –	$—	$—	$—
Initial measurement on October 30, 2020 (IPO)	32,328,622	23,143,488	55,472,110
Change in valuation inputs or other assumptions	57,261,806	42,865,764	100,127,570
Fair value as of December 31, 2020	$89,590,428	$66,009,252	$155,599,680

 (1) As a result of the difference in fair value of $1.53 per share of the Private Placement warrants and the purchase of $1.00 per share (see Note 5), the Company recorded a charge of $11.2 million as of the date of the Private Placement which is included in the private placement liability initial measurement within this table but is reported as part of the change in fair value of the warrant liability in the statement of operations.

Due to the use of quoted prices in an active market (Level 1) to measure the fair value of the Public Warrants, subsequent to initial measurement, the Company had transfers out of Level 3 totaling $66.0 million during the period from October 30, 2020 through December 31, 2020.

Level 3 financial liabilities consist of the Private Placement Warrant liability for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation. Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate.

The fair value of the Private Placement Warrants was estimated at December 31, 2020 to be $4.24 using the modified Black-Scholes option pricing model and the following assumptions:

December 31, 2020
Expected volatility	30.6%
Risk-free interest rate	0.73%
Expected term (years)	7.82
Fair value per share of Class A ordinary shares	$11.80

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described in Note 2 and below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

11A

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

11B

On March 29, 2021, the Company entered into a business combination agreement (the “Cazoo Business Combination Agreement”) with Cazoo Holdings Limited, a private limited company formed under the laws of England and Wales (the “Cazoo”), and Capri Listco, a Cayman Islands exempted company (“Listco”). The transactions contemplated by the Cazoo Business Combination Agreement are referred to herein as the “Cazoo Business Combination.” The board of directors of the Company and a committee of the board of directors of the Cazoo unanimously approved the Cazoo Business Combination.

The Cazoo Business Combination Agreement provides, subject to the terms and conditions therein, for the consummation of, among other things, the following transactions prior to the closing of the Cazoo Business Combination (collectively, the “Reorganization”): (a) approximately three business days prior to the closing of the Cazoo Business Combination (the “Listco Closing Date”), the sole shareholder of Listco will transfer to the Company all of the issued and outstanding equity securities of Listco and, as a result of such transfer, Listco shall become a wholly-owned subsidiary of the Company, and (b) following the Listco Closing Date, the Company will be merged with and into Listco, with Listco continuing as the surviving entity (the “Merger”). In connection with the Merger, each Unit, Class A ordinary share, Class B ordinary share and Warrant issued and outstanding immediately prior to the Merger will be cancelled in exchange for the right to receive one Listco unit (consisting of one Listco Class A Share and one-fourth of one redeemable Listco warrant) (the “Listco Units”), Class A ordinary share, par value $0.0001 per share (the “Listco Class A Shares”), Class B ordinary share, par value $0.0001 per share (the “Listco Class B Shares”), and warrant to purchase Listco Class A ordinary shares, respectively.

AJAX I

NOTES TO FINANCIAL STATEMENTS

Approximately two days following the completion of the Reorganization and at the closing of the Cazoo Business Combination (the “Closing”), pursuant to the Cazoo Business Combination Agreement, subject to the terms and conditions therein, Listco will acquire all of the issued and outstanding shares of the Cazoo from the holders thereof (the “Cazoo Shareholders”). Cazoo Shareholders will, subject to the procedures, limitations and rationing mechanics set forth in the Cazoo Business Combination Agreement, have the ability to elect the mix of cash and Listco Class C ordinary shares, par value $0.0001 per share (the “Listco Class C Shares”) each such Cazoo Shareholder will receive. The Listco Class C Shares will, subject to certain exceptions, be non-transferrable for 180 days following the Closing, at which time, such Listco Class C Shares will automatically convert into Listco Class A Shares in accordance with Listco’s governing documents. Additionally, effective as of the Closing, (a) the issued and outstanding Listco Class B Shares will convert automatically on a one-for-one basis into Listco Class A Shares, and (b) each issued and outstanding Listco Unit will automatically separate into its component parts.

The Business Combination will be consummated subject to the deliverables and provisions as further described in the Business Combination Agreement.

On March 29, 2021, concurrently with the execution of the Cazoo Business Combination Agreement, the Company and Listco entered into subscription agreements (collectively, the “Subscription Agreements”) with certain investors (the “PIPE Investors”) pursuant to which, among other things, the PIPE Investors have agreed to subscribe for and purchase, and Listco has agreed to issue and sell to the PIPE Investors, an aggregate of 80,000,000 Listco Class A Shares for an aggregate purchase price of $800,000,000 concurrently with the Closing, on the terms and subject to the conditions set forth therein. The Subscription Agreements contain customary representations and warranties of the Company and Listco, on the one hand, and each PIPE Investor, on the other hand, and customary conditions to closing, including the consummation of the transactions contemplated by the Business Combination Agreement. The securities that may be issued in connection with the Subscription Agreements will not be registered under the Securities Act, and will be issued in reliance on the exemption from registration requirements thereof provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder.

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

Our management evaluated, with the participation of our current chief executive officer and chief financial officer, our “certifying officers,” the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our certifying officers concluded that, due to a material weakness in internal control over financial reporting with respect to the classification of the Company’s warrants as components of equity instead of as derivative liabilities as described in the Explanatory Note section of this Amended Report, our disclosure controls and procedures were not effective as December 31, 2020.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period from August 13, 2020 (inception) through December 31, 2020, covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

On April 25, 2021, we revised our prior position on accounting for our warrants and concluded that our previously issued financial statements as of December 31, 2020 and for the period from August 13, 2020 (inception) through December 31, 2020 should not be relied on because of a misapplication in the guidance on warrant accounting. However, the non-cash adjustments to the financial statements do not impact the amounts previously reported for our cash and cash equivalents, total assets, revenue or cash flows.

In light of the restatement of our financial statements included in this Amended Report, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

During the period from August 13, 2020 (inception) through December 31, 2020, there had been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Annual Report on Form 10-K had not yet been identified. Due solely to the events that led to our restatement of our financial statements, management has identified a material weakness in internal controls related to the accounting for warrants issued in connection with our initial public offering, as described in Note 2 to the Financial Statements entitled “Restatement of Previously Issued Financial Statements.”

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

	Class A Ordinary Shares		Class B Ordinary Shares(1)
Name and Address of Beneficial Owner (2)	Beneficially Owned	Approximate Percentage of Class Issued and Outstanding Ordinary Shares	Beneficially Owned	Approximate Percentage of Class Issued and Outstanding Ordinary Shares

Ajax I Holdings, LLC (our Sponsor)(3)	—	—	8,944,343	10%
Maverick Capital, Ltd.(4)	5,058,302	6.3%	—	—
The Baupost Group, L.L.C.(5)	5,000,000	6.21%	—	—
Millennium Management LLC(6)	4,904,681	6.1%	—	—
Daniel Och(3)	—	—	8,944,343	10%
Glenn Fuhrman(7)	—	—		—
J. Morgan Rutman(7)	—	—	—	—
Steve Ells(7)	—	—	—	—
Jim McKelvey(7)	—	—	—	—
Kevin Systrom(7)	—	—	—	—
Anne Wojcicki(7)	—	—	—	—
All executive officers and directors as a group (7 individuals)	—	—	8,944,343	—

*	Less than one percent.

(1)	Class B ordinary shares will convert into Class A ordinary shares on a one-for-one basis, subject to adjustment, as described in the section entitled “Description of Securities” in our prospectus filed with the SEC pursuant to Rule 424(b)(4) (File No. 333-249411).
(2)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Ajax I, 667 Madison Avenue, New York, NY 10065.
(3)	Represents the interests directly held by Ajax I Holdings, LLC, our Sponsor. Mr. Och is the managing member of our Sponsor. As such, he may be deemed to beneficially own the shares held by our Sponsor.
(4)	According to a Schedule 13G/A filed with the SEC on February 16, 2021, Maverick Capital, Ltd., a Texas limited partnership (“Maverick Capital”) is the record holder of the shares reported herein. Maverick Capital Management, LLC, a Texas limited liability company (“Maverick Capital Management”) is the general partner of Maverick Capital. Lee S. Ainslie III is the manager of Maverick Capital Management. Andrew H. Warford serves as the Chairman of the Stock Committee of Maverick Capital. As a result of the foregoing, each of Maverick Capital Management, Mr. Ainslie and Mr. Warford may be deemed to have shared voting control and investment discretion and therefore beneficial ownership over securities owned by Maverick Capital. The business address of Maverick Capital and Maverick Capital Management is 1900 N. Pearl Street, 20th Floor, Dallas, Texas 75201. The business address of Mr. Ainslie and Mr. Warford is 767 Fifth Avenue, 11th Floor, New York, New York 10153.
(5)	According to a Schedule 13G/A filed with the SEC on February 12, 2021, The Baupost Group, L.L.C., a Delaware limited liability company (“Baupost”), is the record holder of the shares reported herein.. Baupost Group GP, L.L.C., a Delaware limited liability company (“BG GP”) is the manager of Baupost. Seth A. Klarman is the managing member of BG GP. As a result of the foregoing, each of BG GP and Mr.Klarman may be deemed to have shared voting control and investment discretion and therefore beneficial ownership over securities owned by Beaupost. The business address of each of Baupost, BG GP and Mr. Klarman is 666 Fifth Avenue, New York, New York 10103.

(6)	According to a Schedule 13G/A filed with the SEC on February 16, 2021, Millennium Management LLC, a Delaware limited liability company (“Millennium Management”), is the general partner of (i) the managing member of Integrated Core Strategies (US) LLC (“Integrated Core Strategies”), which is the beneficial owner of 2,822,801 Class A ordinary shares (as a result of holding as a result of holding 222,800 Class A ordinary shares and 2,600,001 units), (ii) the managing member of Riverview Group LLC (“Riverview Group”), which is the beneficial owner of 931,880 Class A ordinary shares, and (iii) the 100% owner of ICS Opportunities, Ltd. (“ICS Opportunities”), which is the beneficial owner of 1,150,000 Class A ordinary shares (as a result of holding 1,150,000 units, which together with the Class A ordinary shares beneficially owned by Integrated Core Strategies and Riverview Group represents 4,904,681 Class A ordinary shares). Millennium International Management LP, a Delaware limited partnership (“Millennium International Management”), is the investment manager to ICS Opportunities. Millennium Group Management LLC (“Millennium Group Management”) is the managing member of Millennium Management and the general partner of Millennium International Management. A trust of which Israel A. Englander currently serves as the sole voting trustee is the managing member of Millennium Group Management. As a result of the foregoing, each of Millennium Management, Millennium Group Management and Mr. Englander may be deemed to have shared voting control and investment discretion and therefore beneficial ownership over securities owned by Integrated Core Strategies, Riverview Group and ICS Opportunities. Millennium International Management may be deemed to have shared voting control and investment discretion and therefore beneficial ownership over securities owned by ICS Opportunities. The business address of each of Millennium Management, Millennium Group Management, Millennium International Management, Mr. Englander, Integrated Core Strategies, Riverview Group and ICS Opportunities is 666 Fifth Avenue, New York, New York 10103.
(7)	Information does not reflect interests held in our Sponsor. See “Executive Compensation” for additional information regarding interests held in our Sponsor.

Item 13.	Certain Relationships and Related Transactions.

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

PART IV.

Item 15.	Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K: Financial Statements: See “Item 8. Index to Financial Statements and Supplementary Data” herein.

(b)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

No.	Description of Exhibit
3.1	Amended and Restated Memorandum and Articles of Association of the Company.(1)
4.1	Warrant Agreement, dated October 27, 2020, between the Company and Continental Stock Transfer & Trust Company, as warrant agent.(1)
4.2(2)	Description of the Company’s securities.
10.1	Letter Agreement, dated October 27, 2020, among the Company, the Sponsor and the Company’s officers and directors.(1)
10.2	Investment Management Trust Agreement, dated October 27, 2020, between the Company and Continental Stock Transfer & Trust Company, as trustee.(1)
10.3	Registration Rights Agreement, dated October 27, 2020, among the Company, the Sponsor and certain other security holders named therein.(1)
10.4	Administrative Services Agreement, dated October 27, 2020, between the Company and the Sponsor.(1)
10.5	Sponsor Warrants Purchase Agreement, dated October 27, 2020, between the Company and the Sponsor.(1)
10.6	Indemnity Agreement, dated October 27, 2020, between the Company and Daniel Och.(1)
10.7	Indemnity Agreement, dated October 27, 2020, between the Company and Glenn Fuhrman.(1)
10.8	Indemnity Agreement, dated October 27, 2020, between the Company and J. Morgan Rutman.(1)
10.9	Indemnity Agreement, dated October 27, 2020, between the Company and Steve Ells.(1)
10.10	Indemnity Agreement, dated October 27, 2020, between the Company and Jim McKelvey.(1)
10.11	Indemnity Agreement, dated October 27, 2020, between the Company and Kevin Systrom.(1)
10.12	Indemnity Agreement, dated October 27, 2020, between the Company and Anne Wojcicki.(1)
10.13(2)	Commitment Letter, dated March 22,2021, between the Company and Daniel Och.
14.01(2)	Code of Ethics and Business Conduct of Ajax I.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.

**	Furnished herewith.

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 30, 2020.
(2)	Incorporated by reference to the Initial 10-K filed on March 25, 2021.

Item 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ajax I

Date: May 7, 2021	/s/ Daniel Och
	By:	Daniel Och
Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Daniel Och
Name:	Daniel Och
Title:	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

Date:	May 7, 2021

/s/ Glenn Fuhrman
Name:	Glenn Fuhrman
Title:	President and Director

Date:	May 7, 2021

/s/ J. Morgan Rutman
Name:	J. Morgan Rutman
Title:	Chief Financial Officer and Director (Principal Financial and Accounting Officer)

Date:	May 7, 2021

/s/ Steve Ells
Name:	Steve Ells
Title:	Director

Date:	May 7, 2021

/s/ Jim McKelvey
Name:	Jim McKelvey
Title:	Director

Date:	May 7, 2021

/s/ Kevin Systrom
Name:	Kevin Systrom
Title:	Director

Date:	May 7, 2021

/s/ Anne Wojcicki
Name:	Anne Wojcicki
Title:	Director

Date:	May 7, 2021