Form 10-Q
period 2021-03-31
Ajax I
filed 2021-05-18
CIK 1824963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 17, 2021, there were 80,499,090 Class A ordinary shares, $0.0001 par value per share, and 8,944,343 Class B ordinary shares, $0.0001 par value per share, issued and outstanding respectively.

AJAX I

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

i

AJAX I

CONDENSED BALANCE SHEET

	March 31, 2021	December 31, 2020
	Unaudited
ASSETS
Cash	$361,517	$633,355
Prepaid expenses	2,864,441	3,331,178
Total current assets	3,225,958	3,964,533

Cash and marketable securities held in Trust Account	805,241,779	805,100,267
TOTAL ASSETS	$808,467,737	$809,064,800

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities – accrued expenses	$2,299,585	$91,069
Warrant Liability	82,398,148	155,599,680
Deferred underwriting fee payable	28,174,682	28,174,682
Total Liabilities	112,872,415	183,865,431

Commitments

Class A ordinary shares subject to possible redemption, 69,038,016 and 62,011,512 shares at redemption value at March 31, 2021 and December 31, 2020, respectively.	690,595,321	620,199,367

Shareholders’ Equity
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 11,461,074 and 18,487,578 shares issued and outstanding (excluding 69,038,016 and 62,011,512 shares subject to possible redemption) as of March 31, 2021 and December 31, 2020, respectively.	1,146	1,849
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 8,944,343 shares issued and outstanding at March 31, 2021 and December 31, 2020	894	894
Additional paid-in capital	47,671,874	118,067,125
Accumulated deficit	(42,673,913)	(113,069,866)
Total Shareholders’ Equity	5,000,001	5,000,002
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$808,467,737	$809,064,800

The accompanying notes are an integral part of the unaudited condensed financial statements.

AJAX I

CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

Formation and operating costs	$2,947,137
Loss from operations	(2,947,137)

Other income:
Interest income – bank	46
Interest earned on marketable securities held in Trust Account	113,935
Unrealized gain on marketable securities held in Trust Account	27,577
Change in fair value of derivative liability	73,201,532
Other income, net	73,343,090

Net income	$70,395,953

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	62,011,512

Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.00

Basic weighted average shares outstanding, Non-redeemable ordinary shares	27,431,921

Basic net income per share, Non-redeemable ordinary shares	$2.56

Diluted weighted average shares outstanding, Non-redeemable ordinary shares	28,857,958

Diluted net loss per share, Non-redeemable ordinary shares	$(0.11)

The accompanying notes are an integral part of the unaudited condensed financial statements.

AJAX I

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — January 1, 2021	18,487,578	$1,849	8,944,343	$894	$118,067,125	$(113,069,866)	$5,000,002

Change in value of Class A ordinary shares subject to redemption	(7,026,504)	(703)	—	—	(70,395,251)	—	(70,395,954)

Net income	—	—	—	—	—	70,395,953	70,395,953

Balance – March 31, 2021	11,461,074	$1,146	8,944,343	$894	$47,671,874	$(42,673,913)	$5,000,001

The accompanying notes are an integral part of the unaudited condensed financial statements.

AJAX I

CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2021

(Unaudited)

Cash Flows from Operating Activities:
Net income	$70,395,953
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(113,935)
Unrealized gain on marketable securities held in Trust Account	(27,577)
Change in fair value of warrant liability	(73,201,532)
Changes in operating assets and liabilities:
Prepaid expenses	466,737
Accrued expenses	2,208,516
Net cash used in operating activities	(271,838)

Net Change in Cash	(271,838)
Cash – Beginning	633,355
Cash – Ending	$361,517

Non-cash investing and financing activities:
Change in value of Class A ordinary shares subject to possible redemption	$70,395,954

The accompanying notes are an integral part of the unaudited condensed financial statements.

AJAX I
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Ajax I (“Ajax” or the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on August 13, 2020. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”).

The Company is not limited to a particular industry or geographic region for purposes of completing a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of March 31, 2021, the Company had not commenced any operations. All activity for the period from August 13, 2020 (inception) through March 31, 2021, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on October 27, 2020. On October 30, 2020, the Company consummated the Initial Public Offering of 80,499,090 units (the “Units” and, with respect to the Class A ordinary shares included in the Units sold, the “Public Shares”), which includes the partial exercise by the underwriter of its over-allotment option in the amount of 5,499,090 Units, at an offering price of $10.00 per Unit, generating gross proceeds of $804,990,900 which is described in Note 3.

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

Following the closing of the Initial Public Offering on October 30, 2020, an amount of $804,990,900 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and certain of the proceeds of the sale of the Private Placement Warrants were placed in a trust account (the “Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward completing a Business Combination. The Company must complete a Business Combination with one or more target businesses that together have a fair market value equal to at least 80% of the net assets held in the Trust Account (net of amounts disbursed to management for working capital purposes, if permitted, and excluding any deferred underwriting commissions held in the Trust Account) at the time of the agreement to enter into a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

AJAX I
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

The Company will provide its shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve a Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount held in the Trust Account (initially $10.00 per ordinary share), calculated as of two business days prior to the completion of a Business Combination, including any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations. There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

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

AJAX I
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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

Liquidity and Capital Resources

As of March 31, 2021, the Company had $361,517 in its operating bank accounts and working capital of $926,373. In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 6). As of March 31, 2021, there were no amounts outstanding under any Working Capital Loan.

The Company may raise additional capital through loans or additional investments from the Sponsor or its stockholders, officers, directors, or third parties. The Company’s officers and directors and the Sponsor may but are not obligated to (except as described above), loan the Company funds, from time to time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Based on the foregoing, the Company believes it will have sufficient cash to meet its needs through the earlier of the consummation of a Business Combination or at least one year from the date that the financial statements were issued.

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
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Amended and Restated Annual Report on Form 10-K for the period ended December 31, 2020 filed with the SEC on May 7, 2021. The operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

AJAX I
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheet and adjusted for the amortization or accretion of premiums or discounts.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2021, 69,038,016 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Warrant Liability

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

AJAX I
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Net Income (Loss) per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the period.

The Company’s statement of operations includes a presentation of income (loss) per Class A ordinary share subject to possible redemption in a manner similar to the two-class method of income (loss) per ordinary share. Net income (loss) per Class A ordinary share, basic and diluted, for Class A ordinary shares subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account by the weighted average number of Class A ordinary shares subject to possible redemption outstanding for the three months ended March 31, 2021.

Net loss per ordinary share, basic and diluted, for non-redeemable ordinary shares is calculated by dividing the net income (loss), adjusted for income or loss on marketable securities attributable to Class A ordinary shares subject to possible redemption, by the weighted average number of non-redeemable ordinary shares outstanding for the period.

Non-redeemable ordinary shares includes Class B ordinary shares and non-redeemable Class A ordinary shares as these ordinary shares do not have any redemption features. Non-redeemable ordinary shares participate in the income or loss on marketable securities based on Class A non-redeemable ordinary share’s proportionate interest.

AJAX I
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

For the Three Months ended March 31, 2021
Class A Ordinary shares subject to possible redemption
Numerator: Earnings allocable to Class A Ordinary shares subject to possible redemption
Interest earned on marketable securities held in Trust Account	$97,711
Unrealized gain on marketable securities held in Trust Account	23,650
Net Income allocable to shares subject to redemption	$121,361
Denominator: Weighted Average Class A ordinary shares subject to possible redemption
Basic and diluted weighted average shares outstanding	62,011,512
Basic and diluted net income per share	$0.00

Non-Redeemable Ordinary Shares
Numerator: Net income minus Net Earnings- Basic
Net income	$70,395,953
Less: Net income allocable to Class A ordinary shares subject to possible redemption	121,361
Non-Redeemable Net Income - Basic	$70,274,592
Denominator: Weighted Average Non-Redeemable ordinary shares
Basic weighted average shares outstanding, Non-Redeemable ordinary shares	27,431,921
Basic net income per share, Non-Redeemable ordinary shares	$2.56

Numerator: Net income minus Net Earnings- Diluted
Non-Redeemable Net income - Basic	$70,274,592
Less: Change in fair value of derivative liability	73,201,532
Non-Redeemable Net loss - Diluted	$(2,926,940)
Denominator: Weighted Average Non-Redeemable ordinary shares
Diluted weighted average shares outstanding, Non-Redeemable ordinary shares (1)	27,857,958
Diluted net loss per share, Non-Redeemable ordinary shares	$(0.11)

(1)	Diluted weighted average shares outstanding was calculated using the treasury stock method utilizing a weighted average share price of $11.62 and the effect of the warrants sold in the Initial Public Offering and the private placement to purchase an aggregate of 41,254,590 shares.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

AJAX I
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

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

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 21,129,818 Private Placement Warrants at a price of $1.00 per Private Placement Warrant (for an aggregate purchase price of $21,129,818), which includes a partial exercise by the underwriters of their over-allotment option in the amount of 1,099,818 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant (for an aggregate purchase price of $1,099,818). Each whole Private Placement Warrant is exercisable for one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 7). The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

On September 16, 2020, the Sponsor paid $25,000 to cover certain offering and formation costs of the Company in consideration for 8,855,000 Class B ordinary shares (the “Founder Shares”). On September 22, 2020, the Company effected a share capitalization resulting in an aggregate of 9,583,333 Founder Shares being outstanding. The Founder Shares included an aggregate of up to 1,250,000 shares subject to forfeiture by the Sponsor so that the number of Founder Shares will collectively represent 10% of the Company’s issued and outstanding shares upon the completion of the Initial Public Offering. As a result of the underwriters’ election to partially exercise their over-allotment option on October 30, 2020, a total of 611,010 Founder Shares are no longer subject to forfeiture and 638,990 shares were forfeited.

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

Administrative Services Agreement

The Company entered into an agreement, commencing on October 27, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of up to $10,000 per month for office space and administrative support services. For the three months ended March 31, 2021, the Company incurred and paid $30,000 in fees for these services.

AJAX I
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

Promissory Note — Related Party

On September 16, 2020, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $500,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) June 30, 2021, or (i) the consummation of the Initial Public Offering. As of March 31, 2021, there was $275,000 outstanding under the Promissory Note. The outstanding balance under the Promissory Note of $500,000 was repaid at the closing of the Initial Public Offering on October 30, 2020.

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

NOTE 6. COMMITMENTS

Registration and Shareholder Rights

Pursuant to a registration rights agreement entered into on October 27, 2020, the holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of the Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares) will be entitled to registration rights pursuant to a registration rights agreement requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to our Class A ordinary shares). The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until termination of the applicable lock-up period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $28,174,682 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

AJAX I
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

Executive Loan

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

Business Combination

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

The Cazoo Business Combination will be consummated subject to the deliverables and provisions as further described in the Cazoo Business Combination Agreement.

On March 29, 2021, concurrently with the execution of the Cazoo Business Combination Agreement, the Company and Listco entered into subscription agreements (collectively, the “Subscription Agreements”) with certain investors (the “PIPE Investors”) pursuant to which, among other things, the PIPE Investors have agreed to subscribe for and purchase, and Listco has agreed to issue and sell to the PIPE Investors, an aggregate of 80,000,000 Listco Class A Shares for an aggregate purchase price of $800,000,000 concurrently with the Closing, on the terms and subject to the conditions set forth therein. The Subscription Agreements contain customary representations and warranties of the Company and Listco, on the one hand, and each PIPE Investor, on the other hand, and customary conditions to closing, including the consummation of the transactions contemplated by the Cazoo Business Combination Agreement. The securities that may be issued in connection with the Subscription Agreements will not be registered under the Securities Act, and will be issued in reliance on the exemption from registration requirements thereof provided by Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder.

AJAX I
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

NOTE 7. SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At March 31, 2021 and December 31, 2020, there was 11,461,074 and 18,487,578 shares, respectively, of Class A ordinary shares issued and outstanding, excluding 69,038,016 and 62,011,512 shares, respectively, of Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At March 31, 2021 and December 31, 2020, there were 8,944,343 Class B ordinary shares issued and outstanding.

Only holders of the Class B ordinary shares will have the right to vote on the election of directors prior to the Cazoo Business Combination. Holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all other matters submitted to a vote of the Company’s shareholders except as otherwise required by law.

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

NOTE 8. WARRANTS

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

AJAX I
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

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
MARCH 31, 2021
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

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that, so long as they are held by the Sponsor or its permitted transferees: (1) they will not be redeemable by the Company; (2) they (including the ordinary shares issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by the Sponsor until 30 days after the completion of a Business Combination; (3) they may be exercised by the holders on a cashless basis; (4) they (including the ordinary shares issuable upon exercise of these warrants) are entitled to registration rights; and (5) they can only be exercised during the period (A) commencing on the later of: (i) the date that is thirty (30) days after the first date on which the Company completes its Business Combination, and (ii) the date that is twelve (12) months from the date of the closing of the Initial Public Offering, and (B) terminating at the earliest to occur of (x) 5:00 p.m., New York City time on the date that is seven years after the date on which the Company completes its Business Combination, and (y) the liquidation of the Company in accordance with the Company’s Amended and Restated Memorandum and Articles of Association, as amended from time to time, if the Company fails to complete a Business Combination.

NOTE 9. FAIR VALUE MEASUREMENTS

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

AJAX I
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2021	December 31, 2020
Assets:
Marketable securities held in Trust Account	1	$805,241,779	$805,100,267
Liabilities
Warrant Liability – Public Warrants	1	$34,010,865	$66,009,252
Warrant Liability – Private Warrants	3	$48,387,283	$89,590,428

The warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the accompanying balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within the change in fair value of warrant liabilities in the statement of operations.

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

The fair value of the Private Placement Warrants was estimated at March 31, 2021 and December 31, 2020 to be $2.29 and $4.24, respectively, using the modified Black-Scholes option pricing model and the following assumptions:

	March 31, 2021	December 31, 2020
Expected volatility	20.8%	30.6%
Risk-free interest rate	1.46%	0.73%
Expected term (years)	7.57	7.82
Fair value per share of Class A ordinary shares	$10.26	$11.80

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2021	$89,590,428	$66,009,252	$155,599,680
Change in valuation inputs or other assumptions	(41,203,145)	(31,998,387)	(73,201,532)
Fair value as of March 31, 2021	$48,387,283	$34,010,865	$82,398,148

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the three months ended March 31, 2021.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

On May 15, 2021, Daniel Och and Glenn Fuhrman, the Company’s founders, committed to provide us with an aggregate of $2,000,000 in loans. The loans, if issued, will be non-interest bearing, unsecured and will be repaid upon the consummation of a Business Combination. If the Company does not consummate a Business Combination, all amounts loaned to the Company will be forgiven except to the extent that we have funds available outside of the Trust Account to repay such loans.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us,” “Ajax” or the “Company” refer to Ajax I. References to our “management” refer to our officers and directors, and references to the “Sponsor” refer to Ajax I Holdings, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Amended and Restated Annual Report on Form 10-K for the year ended December 31, 2020 filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 7, 2021. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Recent Developments

On March 29, 2021, we entered into a business combination agreement (the “Cazoo Business Combination Agreement”) with Cazoo Holdings Limited, a private limited company formed under the laws of England and Wales (the “Cazoo”), and Capri Listco, a Cayman Islands exempted company (“Listco”). The transactions contemplated by the Cazoo Business Combination Agreement are referred to herein as the “Cazoo Business Combination.” Our board of directors and a committee of the board of directors of the Cazoo unanimously approved the Cazoo Business Combination.

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

The Cazoo Business Combination will be consummated subject to the deliverables and provisions as further described in the Cazoo Business Combination Agreement.

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

For more information about the Cazoo Business Combination Agreement and the proposed Cazoo Business Combination, see our Current Report on Form 8-K filed with the SEC on March 29, 2021. Unless specifically stated, this Quarterly Report does not give effect to the proposed Cazoo Business Combination and does not contain the risks associated with the proposed Cazoo Business Combination.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from for the three months ended March 31, 2021 were organizational activities and those necessary to prepare for the Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended March 31, 2021, we had net income of $70,395,953, which consisted of operating costs of $2,947,137 a non-cash change in fair value of derivative liability of $73,201,532, offset by interest income from operating bank account of $46, interest income on marketable securities held in the Trust Account of $113,935 and an unrealized gain on marketable securities held in the Trust Account of $27,577.

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

For the three months ending March 31, 2021 cash used in operating activities was $271,838. Net income of $70,395,953 was affected by a non-cash charges including the change in fair value of warrant liability of $73,201,532, interest earned on marketable securities held in the Trust Account of $113,935 and unrealized gain on marketable securities held in Trust Account $27,577. Changes in operating assets and liabilities provided $2,675,253 of cash for operating activities.

As of March 31, 2021, we had cash and marketable securities held in the Trust Account of $805,241,779. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. Through March 31, 2021, we did not withdraw any interest earned on the Trust Account to pay our taxes. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2021, we had cash of $361,517. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

In March 2021, Daniel Och, our chief executive officer and chairman of the board of directors, committed to provide us with an aggregate of $1,500,000 in loans. On May 15, 2021, Daniel Och and Glenn Fuhrman, our founders, committed to provide us with an aggregate of $2,000,000 in loans. The loans, if issued, will be non-interest bearing, unsecured and will be repaid upon the consummation of a Business Combination. If the Company does not consummate a Business Combination, all amounts loaned to the Company will be forgiven except to the extent that we have funds available outside of the Trust Account to repay such loans.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Class A Ordinary Shares Subject to Redemption

We account for our Class A ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our balance sheet.

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

Net Loss Per Ordinary Share

Our statement of operations includes a presentation of income (loss) per share for Class A ordinary shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income per ordinary share, basic and diluted, for Class A ordinary shares subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account net of applicable taxes, if any, by the weighted average number of Class A ordinary shares subject to possible redemption outstanding for the three months ended March 31, 2021.

Net loss per share, basic and diluted, for non-redeemable ordinary shares is calculated by dividing the net income (loss), adjusted for income or loss on marketable securities attributable to Class A ordinary shares subject to possible redemption, by the weighted average number of non-redeemable ordinary shares outstanding for the period.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, solely due to the Company’s restatement of its financial statements to reclassify the Company’s Public Warrants and Private Placement Warrants as described in the Explanatory Note to our Form 10-K/A, our disclosure controls and procedures were not effective as of March 31, 2021.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Restatement of Previously Issued Financial Statements

On May 7, 2021, we revised our prior position on accounting for warrants and concluded that our previously issued financial statements as of and for the period from August 13, 2020 (inception) through December 31, 2020 should not be relied on because of a misapplication in the guidance on warrant accounting. However, the non-cash adjustments to the financial statements do not impact the amounts previously reported for our cash and cash equivalents, total assets, revenue or cash flows.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In light of the restatement of our financial statements included in our Form 10-K/A, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form 10-Q are any of the risks described in Part I, Item 1A, Risk Factors of our Amended and Restated Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on May 7, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Amended and Restated Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On October 30, 2020, we consummated our Initial Public Offering of 80,499,090 Units, inclusive of 5,499,090 Units sold to the underwriters upon the underwriters’ election to partially exercise their over-allotment option, at a price of $10.00 per Unit, generating total gross proceeds of $804,990,900. Goldman Sachs & Co. LLC, Citigroup Global Markets Inc. and J.P. Morgan Securities LLC acted as the book-running managers. The securities sold in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-249411). The registration statement became effective on October 27, 2020.

Simultaneously with the consummation of the Initial Public Offering, we consummated a private placement of 21,129,818 Private Placement Warrants to our Sponsor at a price of $1.00 per Private Placement Warrant, generating total proceeds of $21,129,818. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that, so long as they are held by the Sponsor or its permitted transferees: (1) they will not be redeemable by the Company; (2) they (including the ordinary shares issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by the Sponsor until 30 days after the completion of a Business Combination; (3) they may be exercised by the holders on a cashless basis; (4) they (including the ordinary shares issuable upon exercise of these warrants) are entitled to registration rights; and (5) they can only be exercised during the period (A) commencing on the later of: (i) the date that is thirty (30) days after the first date on which the Company completes its Business Combination, and (ii) the date that is twelve (12) months from the date of the closing of the Initial Public Offering, and (B) terminating at the earliest to occur of (x) 5:00 p.m., New York City time on the date that is seven years after the date on which the Company completes its Business Combination, and (y) the liquidation of the Company in accordance with the Company’s Amended and Restated Memorandum and Articles of Association, as amended from time to time, if the Company fails to complete a Business Combination.

Of the gross proceeds received from the Initial Public Offering including the over-allotment option, and the sale of the Private Placement Warrants, $804,990,900 was placed in the Trust Account.

We paid a total of $16,099,818 in underwriting discounts and commissions and $644,871 for other costs and expenses related to the Initial Public Offering. In addition, the underwriters agreed to defer $28,174,682 in underwriting discounts and commissions.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated October 27, 2020, between the Company, Goldman Sachs & Co. LLC, Citigroup Global Markets Inc. and J.P. Morgan Securities LLC. (2)
2.1	Business Combination Agreement, dated as of March 29, 2021, by and among Ajax I, Cazoo Holdings Limited and Capri Listco.(1)
3.1	Amended and Restated Memorandum and Articles of Association of the Company. (2)
4.1	Warrant Agreement, dated October 27, 2020, between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (2)
10.1	Sponsor Letter Agreement, dated March 29, 2021, by and among Ajax I Holdings, LLC, Ajax I and Cazoo Holdings Limited.(1)
10.2*	Commitment Letter, dated May 15,2021, between the Company and Daniel Och.
10.3*	Commitment Letter, dated May 15,2021, between the Company and Glenn Fuhrman.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant and Principal Financial Officer to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 29, 2021 and incorporated by reference herein.
(2)	Previously filed as an exhibit to our Current Report on Form 8-K filed on October 30, 2020 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AJAX I

Date: May 17, 2021		/s/ Daniel S. Och
	Name:	Daniel S. Och
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 17, 2021		/s/ J. Morgan Rutman
	Name:	J. Morgan Rutman
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)