Form 10-Q
period 2021-06-30
Ajax I
filed 2021-08-12
CIK 1824963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 12, 2021, there were 80,499,090 Class A ordinary shares, $0.0001 par value per share, and 8,944,343 Class B ordinary shares, $0.0001 par value per share, issued and outstanding respectively.

AJAX I

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

i

AJAX I

CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	Unaudited
ASSETS
Cash	$1,916,741	$633,355
Prepaid expenses	2,418,650	3,331,178
Total current assets	4,335,391	3,964,533

Cash and marketable securities held in Trust Account	805,244,565	805,100,267
TOTAL ASSETS	$809,579,956	$809,064,800

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities – accrued expenses	$2,915,951	$91,069
Executive Loans	3,500,000	—
Warrant Liability	91,303,062	155,599,680
Deferred underwriting fee payable	28,174,682	28,174,682
Total Liabilities	125,893,695	183,865,431

Commitments

Class A ordinary shares subject to possible redemption, 80,499,090 and 62,011,512 shares at redemption value at June 30, 2021 and December 31, 2020, respectively.	805,244,565	620,199,367

Shareholders’ Equity
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 0 and 18,487,578 shares issued and outstanding (excluding 80,499,090 and 62,011,512 shares subject to possible redemption) as of June 30, 2021 and December 31, 2020, respectively.	—	1,849
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 8,944,343 shares issued and outstanding at June 30, 2021 and December 31, 2020	894	894
Additional paid-in capital	—	118,067,125
Accumulated deficit	(121,559,198)	(113,069,866)
Total Shareholders’ Equity	(121,558,304)	5,000,002
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$809,579,956	$809,064,800

The accompanying notes are an integral part of the unaudited condensed financial statements.

AJAX I

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,	Six Months Ended June 30,
	2021	2021
General and administrative expenses	$3,006,974	$5,954,111
Loss from operations	(3,006,974)	(5,954,111)

Other income (expense):
Interest earned on marketable securities held in Trust Account	42,956	156,937
Unrealized gain (loss) on marketable securities held in Trust Account	(40,129)	(12,552)
Change in fair value of derivative liability	(8,904,914)	64,296,618
Other income (expense), net	(8,902,087)	64,441,003

Net (loss) income	$(11,909,061)	$58,486,892

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to redemption	69,038,016	65,544,174

Basic and diluted net income per share, Class A ordinary shares subject to redemption	$0.00	$0.89

Basic and diluted weighted average shares outstanding, Non-redeemable ordinary shares	20,405,417	23,899,259

Basic and diluted net income (loss) per share, Non-redeemable ordinary shares	$(0.58)	$2.44

The accompanying notes are an integral part of the unaudited condensed financial statements.

AJAX I

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

(Unaudited)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance — January 1, 2021	18,487,578	$1,849	8,944,343	$894	$118,067,125	$(113,069,866)	$5,000,002

Change in value of Class A ordinary shares subject to redemption	(7,026,504)	(703)	—	—	(70,395,251)	—	(70,395,954)

Net income	—	—	—	—	—	70,395,953	70,395,953

Balance – March 31, 2021	11,461,074	$1,146	8,944,343	$894	$47,671,874	$(42,673,913)	$5,000,001

Change in value of Class A ordinary shares subject to redemption	(11,461,074)	(1,146)	—	—	(47,671,874)	(66,976,224)	(114,649,244)

Net loss	—	—	—	—	—	(11,909,061)	(11,909,061)

Balance – June 30, 2021	—	—	8,944,343	$894	—	(121,559,198)	(121,558,304)

The accompanying notes are an integral part of the unaudited condensed financial statements.

AJAX I

CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2021

(Unaudited)

Cash Flows from Operating Activities:
Net income	$58,486,892
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(156,850)
Unrealized gain on marketable securities held in Trust Account	12,552
Change in fair value of warrant liability	(64,296,618)
Changes in operating assets and liabilities:
Prepaid expenses	912,528
Accrued expenses	2,824,882
Net cash used in operating activities	(2,216,614)

Cash Flows from Financing Activities:
Proceeds from Executive Loans	3,500,000
Net cash provided by financing activities	3,500,000

Net Change in Cash	1,283,386
Cash – Beginning	633,355
Cash – Ending	$1,916,741

Non-cash investing and financing activities:
Change in value of Class A ordinary shares subject to possible redemption	$185,045,198

The accompanying notes are an integral part of the unaudited condensed financial statements.

AJAX I
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
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

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from August 13, 2020 (inception) through June 30, 2021, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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
JUNE 30, 2021
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
JUNE 30, 2021
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

Liquidity and Capital Resources

As of June 30, 2021, the Company had $1,916,741 in its operating bank accounts and working deficit of $2,080,560. On March 22, 2021, Daniel Och, our chief executive officer and chairman of the board of directors, committed to provide us with an aggregate of $1,500,000 in loans. On May 15, 2021, Daniel Och and Glenn Fuhrman, the Company’s founders, committed to provide us with an aggregate of $2,000,000 in loans. On August 4, 2021, Daniel Och and Glenn Fuhrman, the Company’s founders, committed to provide us with an aggregate of $1,650,000 in loans. The loans are non-interest bearing, unsecured and will be repaid upon the consummation of a Business Combination. If the Company does not consummate a Business Combination, all amounts loaned to the Company will be forgiven except to the extent that the Company has funds available outside of the Trust Account to repay such loans. As of June 30, 2021 there were $3,500,000 Executive Loans outstanding.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 6). As of June 30, 2021, there were no amounts outstanding under the Working Capital Loans.

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
JUNE 30, 2021
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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Amended and Restated Annual Report on Form 10-K/A for the period ended December 31, 2020 filed with the SEC on May 7, 2021. The operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.

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

AJAX I
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2021 and December 31, 2020, 80,499,090 and 62,011,512 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets, respectively.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. The Company accounts for the warrants issued in connection with our Initial Public Offering in accordance with the guidance contained in ASC 815-40-15-7D, under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the warrants as liabilities at their fair value and adjusts the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the Public Warrants initially was estimated using a Monte Carlo simulation approach (see Note 9). The fair value of the Private Placement Warrants initially was estimated using a Black-Scholes-Merton approach (see Note 9).

AJAX I
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Net Income (Loss) per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the period. The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase 41,254,591 shares of Class A common stock in the calculation of diluted income per share, since the average stock price of the Company’s common stock for the three and six months ended June 30, 2021 was less than the exercise price and therefore, the inclusion of such warrants under the treasury stock method would be anti-dilutive.

The Company’s statement of operations includes a presentation of income (loss) per Class A ordinary share subject to possible redemption in a manner similar to the two-class method of income (loss) per ordinary share. Net income (loss) per Class A ordinary share, basic and diluted, for Class A ordinary shares subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account by the weighted average number of Class A ordinary shares subject to possible redemption outstanding for the three months ended June 30, 2021.

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

AJAX I
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Class A Ordinary shares subject to possible redemption
Numerator: Earnings allocable to Class A Ordinary shares subject to possible redemption
Interest earned on marketable securities held in Trust Account	$36,169	$132,193
Unrealized gain on marketable securities held in Trust Account	(33,821)	(10,579)
Net Income allocable to shares subject to redemption	$2,348	$121,614
Denominator: Weighted Average Class A ordinary shares subject to possible redemption
Basic and diluted weighted average shares outstanding	69,038,016	65,544,174
Basic and diluted net income per share	$—	$—

Non-Redeemable Ordinary Shares
Numerator: Net Loss minus Net Earnings
Net (loss) income	$(11,909,061)	$58,486,892
Less: Net income allocable to Class A ordinary shares subject to possible redemption	(2,348)	(121,614)
Non-Redeemable Net (Loss) Income- Basic	$(11,911,409)	$58,365,278
Denominator: Weighted Average Non-redeemable ordinary shares
Basic and diluted weighted average shares outstanding, Non-Redeemable ordinary shares	20,405,417	23,899,259
Basic and diluted net (loss) income per share, Non-Redeemable ordinary shares	$(0.58)	$2.44

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
JUNE 30, 2021
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

Administrative Services Agreement

The Company entered into an agreement, commencing on October 27, 2020 through the earlier of the Company’s consummation of a Business Combination and its liquidation, to pay the Sponsor a total of up to $10,000 per month for office space and administrative support services. For the three and six months ended June 30, 2021, the Company incurred and paid $30,000 and $60,000 in fees for these services, respectively.

AJAX I
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

Promissory Note — Related Party

On September 16, 2020, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company could borrow up to an aggregate principal amount of $500,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) June 30, 2021, or (i) the consummation of the Initial Public Offering. As of June 30, 2021, there was no outstanding balance under the Promissory Note. The outstanding balance under the Promissory Note of $500,000 was repaid at the closing of the Initial Public Offering on October 30, 2020.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2021 and December 31, 2020 there were no Working Capital Loans outstanding.

Executive Loan

On March 22, 2021, Daniel Och, our chief executive officer and chairman of the board of directors, committed to provide us with an aggregate of $1,500,000 in loans. On May 15, 2021, Daniel Och and Glenn Fuhrman, the Company’s founders, committed to provide us with an aggregate of $2,000,000 in loans. On August 4, 2021, Daniel Och and Glenn Fuhrman, committed to provide us with an aggregate of $1,650,000 in loans. The loans are non-interest bearing, unsecured and will be repaid upon the consummation of a Business Combination. If the Company does not consummate a Business Combination, all amounts loaned to the Company will be forgiven except to the extent that the Company has funds available outside of the Trust Account to repay such loans. As of June 30, 2021 there were $3,500,000 Executive Loans outstanding.

NOTE 6. COMMITMENTS AND CONTINGENCIES

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
JUNE 30, 2021
(Unaudited)

Cazoo Business Combination Agreement

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

Legal Update

On June 3, 2021, June 8, 2021, July 13, 2021, July 27, 2021, August 6, 2021 and August 10, 2021, respectively, the Company received six demand letters from purported shareholders of the Company claiming certain alleged material omissions in the definitive proxy statement/prospectus, initially filed with the SEC on May 14, 2021, surrounding its planned transaction with Cazoo. A complaint asserting similar claims was filed on August 2, 2021 on behalf of one of these purported shareholders in the Supreme Court of the State of New York, County of New York: Ben Hoftyzer v. Ajax I, et al., Index No. 654725/2021. This complaint was later dismissed voluntarily by the plaintiff on August 12, 2021. Other, similar suits may follow. The Company specifically denies all allegations in the complaint and demand letters that any additional disclosure was or is required and believes these purported shareholders’ claims are without merit.

AJAX I
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

NOTE 7. SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares, with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. At June 30, 2021 and December 31, 2020, there were 0 and 18,487,578 shares, respectively, of Class A ordinary shares issued and outstanding, excluding 80,499,090 and 62,011,512 shares, respectively, of Class A ordinary shares subject to possible redemption.

The Company determined the ordinary shares subject to redemption to be equal to the redemption value of approximately $10.00 per share of common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Upon considering the impact of the PIPE Investment and associated PIPE Subscription Agreements, it was concluded that the redemption value should include all the Public Shares resulting in the ordinary shares subject to possible redemption being equal to $805,244,565. This resulted in a measurement adjustment to the initial carrying value of the ordinary shares subject to redemption with the offset recorded to additional paid-in capital and accumulated deficit.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares, with a par value of $0.0001 per share. Holders of the Class B ordinary shares are entitled to one vote for each share. At June 30, 2021 and December 31, 2020, there were 8,944,343 Class B ordinary shares issued and outstanding.

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
JUNE 30, 2021
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
JUNE 30, 2021
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

AJAX I
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2021
(Unaudited)

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2021	December 31, 2020
Assets:
Marketable securities held in Trust Account	1	$805,244,565	$805,100,267
Liabilities
Warrant Liability – Public Warrants	1	$37,633,324	$66,009,252
Warrant Liability – Private Warrants	3	$53,669,738	$89,590,428

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

The fair value of the Private Placement Warrants was estimated at June 30, 2021 and December 31, 2020 to be $2.54 and $4.24, respectively, using the modified Black-Scholes option pricing model and the following assumptions:

	June 30, 2021	December 31, 2020
Expected volatility	26.4%	30.6%
Risk-free interest rate	1.22%	0.73%
Expected term (years)	7.00	7.82
Fair value per share of Class A ordinary shares	$9.96	$11.80

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2020	$89,590,428	$66,009,252	$155,599,680
Change in valuation inputs or other assumptions	(35,920,690)	(28,375,928)	(64,296,618)
Fair value as of June 30, 2021	$53,669,738	$37,633,324	$91,303,062

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the three and six months ended June 30, 2021.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

On August 4, 2021, Daniel Och and Glenn Fuhrman, the Company’s founders, committed to provide the Company with an aggregate of $1,650,000 in loans. The loans, if issued, will be non-interest bearing, unsecured and will be repaid upon the consummation of a Business Combination. If the Company does not consummate a Business Combination, all amounts loaned to the Company will be forgiven except to the extent that we have funds available outside of the Trust Account to repay such loans.

Stockholder Litigation and Demands

On June 3, 2021, June 8, 2021, July 13, 2021, July 27, 2021, August 6, 2021 and August 10, 2021, respectively, the Company received six demand letters from purported shareholders of the Company claiming certain alleged material omissions in the definitive proxy statement/prospectus, initially filed with the SEC on May 14, 2021, surrounding its planned transaction with Cazoo. A complaint asserting similar claims was filed on August 2, 2021 on behalf of one of these purported shareholders in the Supreme Court of the State of New York, County of New York: Ben Hoftyzer v. Ajax I, et al., Index No. 654725/2021. This complaint was later dismissed voluntarily by the plaintiff on August 12, 2021. Other, similar suits may follow. The Company specifically denies all allegations in the complaint and demand letters that any additional disclosure was or is required and believes these purported shareholders’ claims are without merit.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Amended and Restated Annual Report on Form 10-K/A for the year ended December 31, 2020 filed with the SEC on May 7, 2021. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from for the three months ended June 30, 2021 were organizational activities and those necessary to prepare for the Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the three months ended June 30, 2021, we had net loss of $11,909,061, which consisted of operating costs of $3,006,974 a non-cash change in fair value of derivative liability of $8,904,914, offset by interest income from operating bank account of $41, interest income on marketable securities held in the Trust Account of $42,915 and an unrealized gain on marketable securities held in the Trust Account of $40,129.

For the six months ended June 30, 2021, we had net income of $58,486,892, which consisted of a non-cash change in fair value of derivative liability of $64,296,618, interest income from operating bank account of $87 and interest income on marketable securities held in the Trust Account of $156,850, offset by operating costs of $5,954,111 and an unrealized gain on marketable securities held in the Trust Account of $12,552.

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

For the six months ending June 30, 2021 cash used in operating activities was $2,216,614. Net income of $58,486,892 was affected by a non-cash charges including the change in fair value of warrant liability of $64,296,618, interest earned on marketable securities held in the Trust Account of $156,850 and unrealized gain on marketable securities held in Trust Account $12,552. Changes in operating assets and liabilities provided $3,737,410 of cash for operating activities.

As of June 30, 2021, we had cash and marketable securities held in the Trust Account of $805,244,565. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable and excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. Through June 30, 2021, we did not withdraw any interest earned on the Trust Account to pay our taxes. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2021, we had cash of $1,916,741. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

In March 2021, Daniel Och, our chief executive officer and chairman of the board of directors, committed to provide us with an aggregate of $1,500,000 in loans. On May 15, 2021, Daniel Och and Glenn Fuhrman, our founders, committed to provide us with an aggregate of $2,00,000 in loans. On August 4, 2021, Daniel Och and Glenn Fuhrman, our founders, committed to provide us with an aggregate of $1,650,000 in loans. The loans are non-interest bearing, unsecured and will be repaid upon the consummation of a Business Combination. If we do not consummate a Business Combination, all amounts loaned to us will be forgiven except to the extent that we have funds available outside of the Trust Account to repay such loans.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Net Loss Per Ordinary Share

Our statement of operations includes a presentation of income (loss) per share for Class A ordinary shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income per ordinary share, basic and diluted, for Class A ordinary shares subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account net of applicable taxes, if any, by the weighted average number of Class A ordinary shares subject to possible redemption outstanding for the three months ended June 30, 2021.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, solely due to the Company’s restatement of its financial statements to reclassify the Company’s Public Warrants and Private Placement Warrants as described in the Explanatory Note to our Form 10-K/A, our disclosure controls and procedures were not effective as of June 30, 2021.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter cover by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in our Amended and Restated Annual Report on Form 10-K/A filed with the SEC on May 7, 2021 had not yet been identified. In light of the restatement of our financial statements included in our Form 10-K/A, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Stockholder Litigation and Demands

On June 3, 2021, June 8, 2021, July 13, 2021, July 27, 2021, August 6, 2021 and August 10, 2021, respectively, the Company received six demand letters from purported shareholders of the Company claiming certain alleged material omissions in the definitive proxy statement/prospectus, initially filed with the SEC on May 14, 2021, surrounding its planned transaction with Cazoo. A complaint was filed on August 2, 2021 on behalf of one of these purported shareholders in the Supreme Court of the State of New York, County of New York: Ben Hoftyzer v. Ajax I, et al., Index No. 654725/2021. This complaint was later dismissed voluntarily by the plaintiff on August 12, 2021. Other, similar suits may follow. The Company specifically denies all allegations in the complaint and demand letters that any additional disclosure was or is required and believes these purported shareholders’ claims are without merit.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report on Form 10-Q are any of the risks described in Part I, Item 1A, Risk Factors of our Amended and Restated Annual Report on Form 10-K/A for the year ended December 31, 2020 filed with the SEC on May 7, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Amended and Restated Annual Report on Form 10-K/A for the year ended December 31, 2020.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1	Underwriting Agreement, dated October 27, 2020, between the Company, Goldman Sachs & Co. LLC, Citigroup Global Markets Inc. and J.P. Morgan Securities LLC. (2)
2.1	Business Combination Agreement, dated as of March 29, 2021, by and among Ajax I, Cazoo Holdings Limited and Capri Listco.(1)
3.1	Amended and Restated Memorandum and Articles of Association of the Company. (2)
4.1	Warrant Agreement, dated October 27, 2020, between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (2)
10.1	Sponsor Letter Agreement, dated March 29, 2021, by and among Ajax I Holdings, LLC, Ajax I and Cazoo Holdings Limited.(1)
10.2*	Commitment Letter, dated August 4,2021, between the Company and Daniel Och.
10.3*	Commitment Letter, dated August 4,2021, between the Company and Glenn Fuhrman.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant and Principal Financial Officer to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished.
(1)	Previously filed as an exhibit to our Current Report on Form 8-K filed on March 29, 2021 and incorporated by reference herein.
(2)	Previously filed as an exhibit to our Current Report on Form 8-K filed on October 30, 2020 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AJAX I

Date: August 12, 2021		/s/ Daniel S. Och
	Name:	Daniel S. Och
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2021		/s/ J. Morgan Rutman
	Name:	J. Morgan Rutman
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)